Form 10-Q
period 1995-09-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1995-11-13
CIK 711310

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  ---       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

  --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11313

                             -----------------------

                        MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3
             (Exact name of registrant as specified in its charter)

                            ------------------------


                    TEXAS                            75-1915681
       (State or other jurisdiction of               75-1915685
        incorporation or organization)            (I.R.S. Employer
                                               Identification Number)
       4582 SOUTH ULSTER STREET PARKWAY
                  SUITE 1700
               DENVER, COLORADO                        80237
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ___


                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)


                                         September 30,   December 31,
                                             1995            1994
                                          ------------   ------------
                                         (Unaudited)

 ASSETS
 Investment in
    May Limited Partnership 1983-3            $627           $637
                                               ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                            $627           $637
                                               ===            ===

NOTE: The  statements  of  operations  and  cash  flows  for May  Drilling
      Partnership 1983-3 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1983-3 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1983-3 on the equity method. The May Limited Partnership 1983-3 financial statements should be read in conjunction with these balance sheets.



                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)


                                         September 30,   December 31,
                                             1995           1994
                                          ----------     ----------
                                          (Unaudited)
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents            $    201       $    187
    Accrued oil and gas sales                  88             93
    Due from affiliate                         24             11
                                           -------        -------

          Total                               313            291
                                           -------        -------
 OIL AND GAS PROPERTIES, using the
    full cost method of accounting         16,506         16,470

       Less - Accumulated depletion       (15,704)       (15,611)
                                           -------        -------
          Net oil and gas properties          802            859
                                           -------        -------

 TOTAL ASSETS                            $  1,115       $  1,150
                                           =======        =======


 LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
    Accounts payable and accrued
       liabilities                       $     22       $     33
                                           -------        -------
          Total                                22             33
                                           -------        -------

 PARTNERS' CAPITAL
    General Partner                           466            480
    Limited Partner                           627            637
                                           -------        -------

          Total                             1,093          1,117
                                           -------        -------
 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 $  1,115       $  1,150
                                           =======        =======


                         MAY LIMITED PARTNERSHIP 1983-3
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                           For the Three Months Ended
                                           --------------------------
                                          September 30,   September 30,
                                              1995            1994
                                              ------          ------

 REVENUES
    Oil revenue                           $     23        $     20
    Gas revenue                                111              97
    Interest income                              2               3
                                           --------        --------

          Total                                136             120
                                           --------        --------
 COSTS AND EXPENSES
    Lease operating                             39              29
    General and administrative                  24              24
    Depletion                                   33              23
    Professional services and other              1               6
                                           --------        --------

          Total                                 97              82
                                           --------        --------
 NET INCOME                               $     39        $     38
                                           ========        ========

 ALLOCATION OF NET INCOME:

    General Partner                       $     23        $     20
                                           ========        ========
    Limited Partner                       $     16        $     18
                                           ========        ========

       Per initial $1,000 limited
          partner investment              $   1.38        $   1.55
                                           ========        ========
       Weighted average initial $1,000
          limited partner investment
          units outstanding                 11,629          11,629
                                           ========        ========


                         MAY LIMITED PARTNERSHIP 1983-3
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                            For the Nine Months Ended
                                           --------------------------

                                          September 30,   September 30,
                                              1995            1994
                                          -------------   -------------
 REVENUES
    Oil revenue                           $     67        $     65
    Gas revenue                                330             463
    Interest income                              7              12
                                          ---------        --------
          Total                                404             540
                                           --------        --------
 COSTS AND EXPENSES
    Lease operating                             97              87
    General and administrative                  69              75
    Depletion                                   93              92
    Professional services and other              6              24
                                          ---------        --------

          Total                                265             278
                                           --------        --------

 NET INCOME                               $    139        $    262
                                           ========        ========
 ALLOCATION OF NET INCOME:

    General Partner                       $     77        $    130
                                           ========        ========
    Limited Partner                       $     62        $    132
                                           ========        ========

       Per initial $1,000 limited
          partner investment              $   5.33       $   11.35
                                           ========        ========

       Weighted average initial $1,000
          limited partner investment
          units outstanding                 11,629          11,629
                                           ========        ========


                         MAY LIMITED PARTNERSHIP 1983-3
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                           For the Nine Months Ended
                                           -------------------------

                                         September 30,  September 30,
                                             1995           1994
                                            ------         ------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                           $    139       $    262
    Adjustment to reconcile net income
       to net cash provided by
       operating activities:
          Depletion                            93             92
                                           -------        -------

 Cash from operations before working
    capital changes                           232            354
    Changes in assets and liabilities
       provided (used) cash:
          Accrued oil and gas sales             5            107
          Due from affiliate                  (13)           344
          Accounts payable and accrued
             liabilities                      (11)          (327)
                                           -------       -------

 Net cash provided by operating
    activities                                213            478
                                           -------        -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties       (36)            (4)
    Proceeds from property sales                              16
                                           -------        -------

 Net cash provided by (used in)               (36)            12
    investing activities                   -------        -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                (163)          (928)
                                           -------        -------

 Net cash used in financing activities       (163)          (928)
                                           -------        -------
 Net increase (decrease) in cash and
    cash equivalents                           14           (438)

 CASH AND CASH EQUIVALENTS:

    Balance, beginning of period              187            556
                                           -------        -------
    Balance, end of period               $    201       $    118
                                           =======        =======


                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1983-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.


NOTE 2 - LEGAL

In June 1995, an additional lawsuit was filed against the Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 952601-3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. The Partnership has not yet determined the amount of its interest in the properties which is at issue. At this time, the Partnership believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


ITEM 2 - MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Partnership generated $213,000 of cash flow
from operating activities during the nine months ended September 30, 1995 and made distributions of $163,000. A distribution was declared in October 1995. The distribution amount is $125,000, payable $72,000 to May Drilling Partnership
1983-3 partners and $53,000 to the general partner.   Future distributions are
dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THE THIRD QUARTER 1994

OIL REVENUES

Oil revenues increased $3,000 in the third quarter of 1995 as compared to the corresponding period in 1994 as the result of an 11% increase in production partially offset by a decrease in the average oil price from $17.36 per barrel in 1994 to $17.12 per barrel in 1995. The increase in production is due to higher state allowable production limits.


GAS REVENUES

Gas revenues increased $14,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as the result of an increase in production partially offset by a decrease in price. Gas production increased 39% primarily due to an increase in state allowable production limits. The average gas price decreased from $1.95 per mcf in 1994 to $1.61 per mcf in 1995.

INTEREST INCOME

Interest income decreased $1,000 during the third quarter of 1995 as compared with the third quarter of 1994 due to a lower average cash balance.

LEASE OPERATING EXPENSE

Lease operating expense increased $10,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to an increase in production tax expense resulting from the 15% increase in oil and gas revenue.

DEPLETION EXPENSE

Depletion expense increased $10,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as a result of a higher depletion rate resulting from the increase in production as previously discussed.

PROFESSIONAL SERVICES AND OTHER

Professional services and other expense decreased $5,000 due to the timing of payments made for professional services.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

OIL REVENUE

Oil revenue increased $2,000 during the first nine months of 1995 as compared to the same period in 1994. The increase is comprised of an increase in the average oil price from $15.81 per barrel in 1994 to $17.74 per barrel in 1995 partially offset by an 8% decline in oil production primarily due to normal production declines.

GAS REVENUE

Gas revenue decreased $133,000 during the nine months ended September 30, 1995 as compared with the corresponding period in 1994. The decrease is comprised of a decrease in the average price from $2.25 per mcf in 1994 to $1.70 per mcf in 1995 combined with a 6% decrease in gas production primarily due to normal production declines.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $6,000 during the nine months ended September 30, 1995 as compared to the corresponding period in 1994 due to a decrease in the allocation of overhead from the general partner.


PART II - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS

      Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

      None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5  - OTHER INFORMATION

      None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

      None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                 MAY DRILLING PARTNERSHIP 1983-3
                                 MAY LIMITED PARTNERSHIP 1983-3

                                 BY:  EDP OPERATING, LTD.,
                                        GENERAL PARTNER

                                 BY:  HALLWOOD G. P., INC.,
                                        GENERAL PARTNER


 Date:  November 2, 1995         By:  /s/Robert S. Pfeiffer
                                    --------------------------
                                    Robert S. Pfeiffer, Vice President
                                    (Principal Accounting Officer)