Form 10-Q
period 1996-03-31
MAY DRILLING PARTNERSHIP 1983-3
filed 1996-05-10
CIK 711310

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11313


                        MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3
             (Exact name of registrant as specified in its charter)




                                                     75-1915681
       TEXAS                                         75-1915685
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)
 4582 SOUTH ULSTER STREET PARKWAY
        SUITE 1700
     DENVER, COLORADO                                  80237
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


                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)



                                           March 31,     December 31,
                                             1996            1995
                                          (Unaudited)

 ASSETS
 Investment in
 May Limited Partnership 1983-3               $672           $613
                                               ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                            $672           $613
                                               ===            ===








<F1>
NOTE:   The statements  of  operations and  cash flows  for May  Drilling
        Partnership 1983-3 are not  presented because such information is equal  to  the  limited  partner's  share  of  such  activity  as
        presented  in   the  May  Limited  Partnership  1983-3  financial
        statements.  The May  Drilling Partnership carries its investment in May Limited Partnership 1983-3 on the  equity method.  The May
        Limited Partnership 1983-3 financial statements should be read in conjunction with these balance sheets.








                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)


                                       March 31,    December 31,
                                         1996            1995
                                      (Unaudited)

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents             $   213        $   153
 Accrued oil and gas sales                 181            150
 Due from affiliate                         87             39
                                         ------         ------

 Total                                     481            342
                                         ------         ------

 OIL AND GAS PROPERTIES, using the
 full cost method of accounting         16,511         16,509
 Less - Accumulated depletion          (15,774)       (15,741)
                                         ------        -------

 Net oil and gas properties                737            768
                                         ------        -------

 TOTAL ASSETS                          $ 1,218       $  1,110
                                         ======        =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES

 Accounts payable and accrued
 liabilities                           $    20        $    26
                                         ------         ------

 Total                                      20             26
                                         ------         ------

 PARTNERS' CAPITAL
  General partner                          526            471
  Limited partner                          672            613
                                         ------         ------


 Total                                   1,198          1,084
                                         ------         ------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               $ 1,218        $ 1,110
                                         ======         ======

                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                        For the Three Months
                                           Ended March 31,
                                        1996            1995


 REVENUES
 Oil revenue                            $   29        $    22
 Gas revenue                               260            109
 Interest income                             2              2
                                         ------         ------
 Total                                     291            133
                                         ------         ------

 COSTS AND EXPENSES
 Lease operating                            24             26
 General and administrative                 24             21
 Depletion                                  33             31
 Professional services and other             2              2
                                         ------         ------
 Total                                      83             80
                                         ------         ------

 NET INCOME                            $   208        $    53
                                         ======         ======

 ALLOCATION OF NET INCOME:

 General Partner                       $    94        $    32
                                         ======         ======

 Limited Partner                       $   114        $    21
                                         ======         ======

 Per initial $1,000 limited
 partner investment                  $  9.80        $  1.81
                                       ======         ======
 Weighted average initial $1,000
 limited partner investment units
 outstanding                            11,629         11,629
                                        =======        =======



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                        For the Three Months
                                           Ended March 31,
                                         1996           1995

 OPERATING ACTIVITIES:
 Net income                            $   208        $    53
 Adjustment to reconcile net
 income to net cash provided by
 operating activities:

 Depletion                                  33             31
                                         ------        -------

 Cash from operations before
 working capital changes                   241             84

 Changes in assets and
 liabilities provided (used) cash:
 Accrued oil and gas sales                 (31)            13
 Due from affiliate                        (48)           (12)
 Accounts payable and accrued
 liabilities                                (6)           (14)
                                         ------         ------

 Net cash provided by operating
 activities                                156             71
                                         ------         ------

 INVESTING ACTIVITIES:
 Additions to oil and gas
 properties                                 (2)           (20)
                                         ------        -------

 Net cash used in investing
 activities                                 (2)           (20)
                                         ------         ------

 FINANCING ACTIVITIES:
 Distributions to partners                 (94)           (39)
                                         ------         ------

 Net cash used in financing
 activities                                (94)           (39)
                                         ------         ------

 NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                60             12

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period              153            187
                                         ------        -------

 Balance, end of period                $   213        $   199
                                         ======         ======





<F1>

                   The accompanying notes are an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-3
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1983-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


NOTE 2 - LEGAL

In June 1993 and June 1995, a total of 15 lawsuits were filed against the Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F and 952601-3B, each styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well, Evangeline Shrine Club #1 well and
Duhon #1 well, which represent approximately 3% to 4% of the limited partnership's interest in these properties and are entitled to a portion of the production from the wells since February 1990. The limited partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totalling approximately $68,000 at March 31, 1996, have been placed in escrow pending resolution of the lawsuits. At this time, the Partnership believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
         RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $156,000 of cash flow from operating activities during the three months ended March 31, 1996 and made distributions of $94,000. A distribution was declared in April 1996. The distribution amount is $263,000, payable $152,000 to May Drilling Partnership 1983-3 partners and $111,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.
RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

OIL REVENUES

Oil revenues increased $7,000 in the first quarter of 1996 as compared to the corresponding period in 1995 as the result of a 17% increase in production combined with an increase in the average oil price from $17.63 per barrel in 1995 to $19.24 per barrel in 1996. The increase in production is due to higher state allowable production limits.

GAS REVENUES

Gas revenues increased $151,000 during the first quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in price. Gas production increased 20% primarily due to an increase in state allowable production limits. The average gas price increased from $1.66 per mcf in 1995 to $3.31 per mcf in 1996.

LEASE OPERATING

Lease operating expense decreased $2,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due to a reduction in general maintenance activity.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $3,000 during the first quarter of 1996 as compared with the first quarter of 1995 due to an increase in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $2,000 during the first quarter of 1996 as compared to the corresponding period in 1995 as a result of a higher depletion rate resulting from the increase in production previously discussed.



PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

    Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 -Note 2 of this Form 10-Q.


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


                                 MAY DRILLING PARTNERSHIP 1983-3
                                 MAY LIMITED PARTNERSHIP 1983-3

                                 BY:   EDP OPERATING, LTD.,
                                       GENERAL PARTNER

                                 BY:   HALLWOOD G. P., INC.,
                                       GENERAL PARTNER



 Date:  May 9, 1996              By:   /s/Robert S. Pfeiffer
                                       Robert S. Pfeiffer,
                                       Vice President
                                       (Principal Accounting Officer)