Form 10-Q
period 1996-06-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1996-08-13
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                     June 30,      December 31,
                                                       1996            1995


 ASSETS
 Investment in
 May Limited Partnership 1983-3                        $603              $613
                                                        ===               ===


 PARTNERS' CAPITAL

 Partners' Capital                                     $603              $613
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

                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                  June 30,       December 31,
                                                   1996             1995


 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                        $    174        $    153
 Accrued oil and gas sales                             154             150
 Due from affiliate                                     74              39
                                                   -------         -------

 Total                                                 402             342
                                                   -------         -------

 OIL AND GAS PROPERTIES, using the full
 cost method of accounting                          16,512          16,509
 Less - Accumulated depletion                      (15,807)        (15,741)
                                                   -------         -------

 Net oil and gas properties                            705             768
                                                   -------         -------

 TOTAL ASSETS                                     $  1,107        $  1,110
                                                   =======         =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                                      $     14        $     26
                                                   -------         -------

 Total                                                  14              26
                                                   -------         -------

 PARTNERS' CAPITAL
 General partner                                       490             471
 Limited partner                                       603             613
                                                   -------         -------


 Total                                               1,093           1,084
                                                   -------         -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL          $  1,107        $  1,110
                                                   =======         =======

                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                  For the Three Months Ended
                                                           June 30,
                                                    1996              1995

 REVENUES
 Oil revenue                                      $     31          $     22
 Gas revenue                                           217               110
 Interest income                                         3                 3
                                                   -------           -------
 Total                                                 251               135
                                                   -------           -------

 COSTS AND EXPENSES
 Lease operating                                        29                32
 General and administrative                             25                24
 Depletion                                              33                29
 Professional services and other                         3                 3
 Litigation settlement                                   3
                                                   -------           -------
 Total                                                  93                88
                                                   -------           -------

 NET INCOME                                       $    158          $     47
                                                   =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                  $     75          $     22
                                                   =======           =======

 Limited Partner                                  $     83          $     25
                                                   =======           =======


 Per initial $1,000 limited
 partner investment                               $   7.14          $   2.15
                                                   =======           =======

 Weighted average initial $1,000
 limited partner investment units
 outstanding                                        11,629            11,629
                                                   =======           =======



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)
                                                  For the Six Months Ended
                                                         June 30,
                                                  1996              1995

 REVENUES
 Oil revenue                                    $     60          $     44
 Gas revenue                                         477               219
 Interest income                                       5                 5
                                                 -------           -------
 Total                                               542               268
                                                 -------           -------

 COSTS AND EXPENSES
 Lease operating                                      53                58
 General and administrative                           49                45
 Depletion                                            66                60
 Professional services and other                       5                 5
 Litigation settlement                                 3
                                                 -------           -------
 Total                                               176               168
                                                 -------           -------

 NET INCOME                                     $    366          $    100
                                                 =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                $    169          $     54
                                                 =======           =======

 Limited Partner                                $    197          $     46
                                                 =======           =======

 Per initial $1,000 limited partner
 investment                                     $  16.94          $   3.95
                                                 =======           =======


 Weighted average initial $1,000 limited
 partner investment units outstanding             11,629            11,629
                                                 =======           =======

                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                   For the Six Months Ended
                                                           June 30,
                                                     1996              1995

 OPERATING ACTIVITIES:
 Net income                                       $    366          $    100
 Adjustment to reconcile net income to
 net cash provided by operating
 activities:
 Depletion                                              66                60
                                                   -------           -------

 Cash from operations before working
 capital changes                                       432               160

 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales                              (4)                8
 Due from affiliate                                    (35)              (10)
 Accounts payable and accrued liabilities              (12)              (14)
                                                   -------           -------

 Net cash provided by operating
 activities                                            381               144
                                                   -------           -------

 INVESTING ACTIVITIES:
 Additions to oil and gas properties                    (3)              (34)
                                                   -------           -------

 Net cash used in investing activities                  (3)              (34)
                                                   -------           -------

 FINANCING ACTIVITIES:
 Distributions to partners                            (357)             (163)
                                                   -------           -------

 Net cash used in financing activities                (357)             (163)
                                                   -------           -------

 NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                            21               (53)

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                          153               187
                                                   -------           -------

 Balance, end of period                           $    174          $    134
                                                   =======           =======





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


NOTE 2 - LEGAL

In June 1996, the Limited Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Limited Partnership s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Limited Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Limited Partnership agreed to pay the plaintiffs $75,000. The Limited Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $72,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Limited Partnership s reserves of $45,000 in future net revenues, discounted at 10%.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $381,000 of cash flow from operating activities during the six months ended June 30, 1996 and made distributions of $357,000. A distribution was declared in July 1996. The distribution amount is $149,000, payable $86,000 to May Drilling Partnership 1983-3 partners and $63,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUES

Oil revenues increased $9,000 in the second quarter of 1996 as compared to the corresponding period in 1995 as the result of a 23% increase in production combined with an increase in the average oil price from $18.52 per barrel in 1995 to $20.84 per barrel in 1996. The increase in production is primarily due to higher state allowable production limits.



GAS REVENUES

Gas revenues increased $107,000 during the second quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in price. Gas production increased 37% primarily due to an increase in state allowable production limits. The average gas price increased from $1.85 per mcf in 1995 to $2.65 per mcf in 1996.

LEASE OPERATING

Lease operating expense decreased $3,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due to a decrease in operating expenses resulting from the implementation of cost savings measures during 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $1,000 during the second quarter of 1996 as compared with the second quarter of 1995 due to an increase in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $4,000 during the second quarter of 1996 as compared to the corresponding period in 1995 as a result of a higher depletion rate resulting from the increase in production previously discussed.

LITIGATION SETTLEMENT

Litigation settlement expense represents the settlement of the Lamson lawsuit which is described in Item 1 - Note 2 of this Form 10-Q.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The comparisons for the six months ended June 30, 1996 and the six months ended June 30, 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following:

OIL  REVENUE

Oil revenue increased $16,000 during the first six months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 20% increase in production combined with an increase in oil prices from $18.06 per barrel in 1995 to $20.04 per barrel in 1996. The increase in production is primarily due to increased state allowable production limits.

GAS REVENUE

Gas revenue increased $258,000 during the first six months of 1996 as compared with the same period during 1995. The increase is comprised of a 28% increase in gas production combined with an increase in gas prices from $1.75 per mcf in 1995 to $2.97 per mcf in 1996. The increase in production is primarily due to an increase in state allowable production limits.

PART II -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 - Note 2 of this Form 10-Q.


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

                                        MAY DRILLING PARTNERSHIP 1983-3
                                        MAY LIMITED PARTNERSHIP 1983-3


                                        BY:  EDP OPERATING, LTD.,
                                             GENERAL PARTNER
                                        BY:  HALLWOOD G. P., INC.,
                                             GENERAL PARTNER



 Date:   August 1, 1996                 By:  /s/Robert S. Pfeiffer
                                             Robert S. Pfeiffer, Vice President
                                             (Principal Accounting Officer)