Form 10-Q
period 1996-09-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1996-11-08
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended September 30, 1996

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|




                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                               September 30,               December 31,
                                                                                   1996                        1995
ASSETS
Investment in
   May Limited Partnership 1983-3                                                  $594                        $613
                                                                                    ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                                  $594                        $613
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


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                             September 30,                December 31,
                                                                              1996                         1995

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $      233                  $      153
   Accrued oil and gas sales                                                           108                         150
   Due from affiliate                                                                   84                          39
                                                                                ----------                  ----------

          Total                                                                        425                         342
                                                                                 ---------                   ---------

OIL AND GAS PROPERTIES, using the
   full cost method of accounting                                                   16,532                      16,509
       Less - Accumulated depletion                                               (15,837)                    (15,741)
                                                                                  -------                     -------

          Net oil and gas properties                                                   695                         768
                                                                                 ---------                   ---------

TOTAL ASSETS                                                                     $   1,120                   $   1,110
                                                                                  ========                    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Accounts payable and accrued
       liabilities                                                             $        32                  $       26
                                                                                ----------                   ---------

          Total                                                                         32                          26
                                                                                ----------                   ---------

PARTNERS' CAPITAL
   General partner                                                                     494                         471
   Limited partner                                                                     594                         613
                                                                                 ---------                    --------

          Total                                                                      1,088                       1,084
                                                                                  --------                     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $   1,120                    $  1,110
                                                                                  ========                     =======










                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                     For the Three Months Ended
                                                                                             September 30,
                                                                                 -------------------------------
                                                                                  1996                        1995
                                                                             -------------               ---------

REVENUES
   Oil revenue                                                                  $       30                  $       23
   Gas revenue                                                                         186                         111
   Interest income                                                                       2                           2
                                                                                ----------                  ----------
          Total                                                                        218                         136
                                                                                  --------                    --------

COSTS AND EXPENSES
   Lease operating                                                                      27                          39
   General and administrative                                                           16                          24
   Depletion                                                                            30                          33
   Professional services and other                                                       1                           1
                                                                                ----------                  ----------
          Total                                                                         74                          97
                                                                                 ---------                   ---------

NET INCOME                                                                       $     144                  $       39
                                                                                  ========                   =========

ALLOCATION OF NET INCOME:

   General Partner                                                              $       67                  $       23
                                                                                 =========                   =========

   Limited Partner                                                              $       77                  $       16
                                                                                 =========                   =========

       Per initial $1,000 limited
          partner investment                                                     $    6.62                   $    1.38
                                                                                  ========                    ========

       Weighted average initial $1,000
          limited partner investment units
          outstanding                                                               11,629                      11,629
                                                                                    ======                      ======












                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                 1996                         1995
                                                                             -------------                --------

REVENUES
   Oil revenue                                                                  $       90                  $       67
   Gas revenue                                                                         663                         330
   Interest income                                                                       7                           7
                                                                                ----------                  ----------
          Total                                                                        760                         404
                                                                                  --------                    --------

COSTS AND EXPENSES
   Lease operating                                                                      80                          97
   General and administrative                                                           65                          69
   Depletion                                                                            96                          93
   Professional services and other                                                       6                           6
   Litigation settlement                                                                 3
                                                                                ----------
          Total                                                                        250                         265
                                                                                  --------                    --------

NET INCOME                                                                       $     510                   $     139
                                                                                  ========                    ========

ALLOCATION OF NET INCOME:

   General Partner                                                               $     236                  $       77
                                                                                  ========                   =========

   Limited Partner                                                               $     274                  $       62
                                                                                  ========                   =========

       Per initial $1,000 limited partner investment                              $  23.56                   $    5.33
                                                                                   =======                    ========

       Weighted average initial $1,000 limited partner
          investment units outstanding                                              11,629                      11,629
                                                                                    ======                      ======













                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                             For the Nine Months Ended
                                                                                      September 30,
                                                                                  1996                        1995

OPERATING ACTIVITIES:
   Net income                                                                      $   510                     $   139
   Adjustment  to  reconcile  net  income  to net  cash  provided  by  operating activities:
          Depletion                                                                     96                          93
                                                                                   -------                     -------

                 Cash from operations before working
                    capital changes                                                    606                         232

   Changes in assets and liabilities provided (used) cash:
          Accrued oil and gas sales                                                     42                           5
          Due from affiliate                                                          (45)                        (13)
          Accounts payable and accrued liabilities                                       6                        (11)
                                                                                  --------                    -------

                 Net cash provided by operating activities                             609                         213
                                                                                    ------                      ------

INVESTING ACTIVITIES:
   Additions to oil and gas properties                                                (23)                        (36)
                                                                                  -------                     -------

                 Net cash used in investing activities                                (23)                        (36)
                                                                                  -------                     -------

FINANCING ACTIVITIES:
   Distributions to partners                                                         (506)                       (163)
                                                                                   ------                      ------

                 Net cash used in financing activities                               (506)                       (163)
                                                                                   ------                      ------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                             80                          14

CASH AND CASH EQUIVALENTS:
   Balance, beginning of period                                                        153                         187
                                                                                    ------                      ------

   Balance, end of period                                                          $   233                     $   201
                                                                                    ======                      ======









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


NOTE 2 - LEGAL

In June 1996, the Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Partnership's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Partnership agreed to pay the plaintiffs $75,000. The Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $72,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Partnership's reserves of $45,000 in future net revenues, discounted at 10%.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

Liquidity and Capital Resources

The Partnership generated $609,000 of cash flow from operating activities during the nine months ended September 30, 1996 and made distributions of $506,000. A distribution was declared in October 1996. The distribution amount is $218,000, payable $126,000 to May Drilling Partnership 1983-3 partners and $92,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995

Oil Revenues

Oil revenues increased $7,000 in the third quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in the average oil price from $17.12 per barrel in 1995 to $23.73 per barrel in 1996 partially offset by a 3% decrease in production primarily due to normal production declines.

Gas Revenues

Gas revenues increased $75,000 during the third quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in price. Gas production increased 2% primarily due to an increase in state allowable production limits. The average gas price increased from $1.61 per mcf in 1995 to $2.65 per mcf in 1996.

Lease Operating

Lease operating expense decreased $12,000 during the third quarter of 1996 as compared to the corresponding period in 1995 due to a decrease in operating expenses resulting from the implementation of cost savings measures during 1995.

General and Administrative

General and administrative expense decreased $8,000 during the third quarter of 1996 as compared with the third quarter of 1995 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $3,000 during the third quarter of 1996 as compared to the corresponding period in 1995 as a result of lower capitalized costs during 1996 as compared with 1995.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

The comparisons for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 are consistent with those discussed in the third quarter 1996 compared to the third quarter 1995 except for the following:

Oil  Revenue

Oil revenue increased $23,000 during the first nine months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 12% increase in production combined with an increase in oil prices from $17.74 per barrel in 1995 to $21.13 per barrel in 1996. The increase in production is primarily due to increased state allowable production limits.

Gas Revenue

Gas revenue increased $333,000 during the first nine months of 1996 as compared with the same period during 1995. The increase is comprised of a 19% increase in gas production combined with an increase in gas prices from $1.70 per mcf in 1995 to $2.88 per mcf in 1996. The increase in production is primarily due to an increase in state allowable production limits.

Depletion

Depletion expense increased $3,000 during the first nine months of 1996 as compared with the same period during 1995 primarily due to a higher depletion rate resulting from the increase in production discussed above.

Litigation Settlement

Litigation settlement expense represents the settlement of the Lamson lawsuit which is described in Item 1 - Note 2 of this Form 10-Q.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 Note 2 of this Form 10-Q.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                         MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3

                                              By:    EDP OPERATING, LTD.,
                                                        General Partner
                                              By:    HALLWOOD G. P., INC.,
                                                         General Partner


Date:   November 4, 1996                         By:     /s/Robert S. Pfeiffer
     -------------------------------------           --------------------------
                                             Robert S. Pfeiffer, Vice President
                                                 (Principal Accounting Officer)


Document: P:\DOC\83-3MQ.DOC
                                                       -10-