Form 10-Q
period 1997-03-31
MAY DRILLING PARTNERSHIP 1983-3
filed 1997-05-12
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
                                                    (Unaudited)
                                                  (In thousands)



                                                                                 March 31,                 December 31,
                                                                                   1997                        1996
ASSETS
Investment in
     May Limited Partnership 1983-3                                                $612                        $530
                                                                                    ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                                  $612                        $530
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


















                                    The    accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-3
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                 March 31,                 December 31,
                                                                                   1997                        1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $     276                   $     157
     Accrued oil and gas sales                                                         104                         165
     Due from affiliate                                                                 90
                                                                                 ---------
              Total                                                                    470                         322
                                                                                  --------                    --------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                 16,568                      16,547
         Less accumulated depletion                                               (15,883)                    (15,859)
                                                                                   ------                     -------
              Net oil and gas properties                                               685                         688
                                                                                  --------                    --------

TOTAL ASSETS                                                                      $  1,155                    $  1,010
                                                                                   =======                     =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $       13                  $       21
     Due to affiliate                                                                                                4
                                                                               -----------                  ----------
              Total                                                                     13                          25
                                                                                 ---------                   ---------

PARTNERS' CAPITAL
     General partner                                                                   530                         455
     Limited partner                                                                   612                         530
                                                                                  --------                    --------
              Total                                                                  1,142                         985
                                                                                   -------                    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $  1,155                    $  1,010
                                                                                   =======                     =======














                                     The   accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-3
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                    (In thousands, except for unit information)



                                                                                 For the Three Months Ended March 31,
                                                                                    1997                        1996

REVENUES
     Oil revenue                                                                $       26                  $       29
     Gas revenue                                                                       197                         260
     Interest income                                                                     2                           2
                                                                                ----------                  ----------
              Total                                                                    225                         291
                                                                                  --------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    20                          24
     General and administrative                                                         19                          24
     Depletion                                                                          24                          33
     Professional services and other                                                     5                           2
                                                                                ----------                  ----------
              Total                                                                     68                          83
                                                                                 ---------                   ---------

NET INCOME                                                                       $     157                   $     208
                                                                                  ========                    ========

ALLOCATION OF NET INCOME:

     General Partner                                                            $       75                  $       94
                                                                                 =========                   =========

     Limited Partner                                                            $       82                   $     114
                                                                                 =========                    ========

         Per initial $1,000 limited partner investment                          $     7.05                   $    9.80
                                                                                 =========                    ========

         Weighted average initial $1,000 limited
              partner investment units outstanding                                  11,629                      11,629
                                                                                    ======                      ======















                                     The   accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-3
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                  For the Three Months Ended March 31,
                                                                                    1997                        1996

OPERATING ACTIVITIES:
     Net income                                                                    $   157                     $   208
     Adjustment to reconcile net income to net cash
         provided by operating activities:
              Depletion                                                                 24                          33
                                                                                   -------                     -------

                  Cash from operations before
                      working capital changes                                          181                         241

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                 61                        (31)
              Due from affiliate                                                      (90)                        (48)
              Accounts payable and accrued liabilities                                 (8)                         (6)
              Due to affiliate                                                         (4)
                                                                                 --------

                  Net cash provided by operating
                       activities                                                      140                         156
                                                                                    ------                      ------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                              (21)                         (2)
                                                                                  -------                    --------

FINANCING ACTIVITIES:
     Distributions to partners                                                                                    (94)

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                       119                          60

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      157                         153
                                                                                    ------                      ------

     Balance, end of period                                                        $   276                     $   213
                                                                                    ======                      ======








                                     The   accompanying note is an integral part
                                           of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -      GENERAL

The financial statements presented are those of May Limited Partnership 1983-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

Liquidity and Capital Resources

The Partnership generated $140,000 of cash flow from operating activities during the three months ended March 31, 1997. A distribution was declared in April 1997. The distribution amount is $267,000, payable $154,000 to May Drilling Partnership 1983-3 partners and $113,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

Oil Revenues

Oil revenues decreased $3,000 in the first quarter of 1997 as compared to the corresponding period in 1996 as the result of a 23% decrease in production, partially offset by an increase in the average oil price. The decrease in production was primarily due to lower state allowable production limits as well as normal production declines. The average oil price increased from $19.24 per barrel in 1996 to $22.65 per barrel in 1997.

Gas Revenues

Gas revenues decreased $63,000 during the first quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in price. Gas production decreased 23% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.31 per mcf in 1996 to $3.23 per mcf in 1997.

Lease Operating

Lease operating expense decreased $4,000 during the first quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in production taxes resulting from the decrease in oil and gas production as discussed above.

General and Administrative

General and administrative expense decreased $5,000 during the first quarter of 1997 as compared with the first quarter of 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $9,000 during the first quarter of 1997 as compared to the corresponding period in 1996 as a result of a lower depletion rate during 1997 resulting from the decrease in oil and gas production as discussed above.

Professional Services and Other

Professional services and other expense increased $3,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to the timing of these expenses.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                        MAY DRILLING PARTNERSHIP 1983-3
                                        MAY LIMITED PARTNERSHIP 1983-3

                                        By:           EDP OPERATING, LTD.,
                                                       General Partner
                                        By:           HEPGP Ltd.,
                                                       General Partner
                                        By:           HALLWOOD G. P., INC.,
                                                       General Partner


Date:  April 30, 1997                   By:   /s/Robert S. Pfeiffer
     -------------------                    ------------------------
                                           Robert S. Pfeiffer, Vice President
                                             (Principal Accounting Officer)