Form 10-Q
period 1997-09-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1997-11-13
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         Commission File Number 0-11313
                                 ---------------

                         MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3
             (Exact name of registrant as specified in its charter)
                                  ---------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                              September 30,      December 31,

                                                                                  1997              1996


       ASSETS

       Investment in May Limited Partnership 1983-3                                $501              $530


       PARTNERS' CAPITAL

       Partners' Capital                                                           $501              $530








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


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      September 30,            December 31,

                                                                          1997                     1996



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                          $     160               $      157
     Accrued oil and gas sales                                                140                      165
     Due from affiliate                                                        43
                                                                              ----                     ----
              Total                                                           343                      322
                                                                              ----                     ----


OIL AND GAS PROPERTIES, using the full cost method of
     accounting                                                            16,586                   16,547

         Less accumulated depletion                                       (15,939)                 (15,859)
                                                                           -------                 -------
              Net oil and gas properties                                       647                     688



TOTAL ASSETS                                                            $     990                $   1,010
                                                                            ======                  =======


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                          $       21              $        21
     Due to affiliate                                                                                    4
                                                                              ----                    -----
              Total                                                            21                       25
                                                                              ----                    ------


PARTNERS' CAPITAL

     General partner                                                          468                      455
     Limited partner                                                          501                      530
                                                                             ----                      ----
              Total                                                           969                      985
                                                                             ----                      ----


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $     990                $   1,010
                                                                             =====                  =======












                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         For the Three Months Ended September 30,

                                                                                   1997                   1996



REVENUES

     Oil revenue                                                              $      28             $      30
     Gas revenue                                                                    189                   186
     Interest                                                                         2                     2
                                                                                    ---                   ----
              Total                                                                 219                   218
                                                                                    ----                  ----


COSTS AND EXPENSES

     Lease operating                                                                 23                    27
     General and administrative                                                      21                    16
     Depletion                                                                       34                    30
     Professional services and other                                                  2                     1
     Litigation settlement                                                            9
                                                                                     ---                   ---
              Total                                                                  89                    74



NET INCOME                                                                     $    130              $    144
                                                                                    ====                  ====

ALLOCATION OF NET INCOME:



     General Partner                                                          $      62             $      67
                                                                                    ====                   ===
     Limited Partner                                                          $      68             $      77
                                                                                    ====                   ===


         Per initial $1,000 limited partner investment unit                    $   5.85              $   6.62
                                                                                   ====                  ====


         Weighted average initial $1,000 limited
              partner investment units outstanding                               11,629                11,629
                                                                                 ======                ======











                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                            For the Nine Months Ended September 30,

                                                                                   1997                  1996



REVENUES

     Oil revenue                                                            $      71                $      90
     Gas revenue                                                                  500                      663
     Interest                                                                      7                         7
                                                                                ----                      -----
              Total                                                              578                       760
                                                                                ----                      -----

COSTS AND EXPENSES

     Lease operating                                                               60                       80
     General and administrative                                                    56                       65
     Depletion                                                                     80                       96
     Professional services and other                                               10                        6
     Litigation settlement                                                          9                        3
                                                                                  ----                     ----
              Total                                                               215                      250
                                                                                  ---                      ----


NET INCOME                                                                  $     363                $     510
                                                                                 ====                     =====

ALLOCATION OF NET INCOME:

     General Partner                                                        $     174                $     236
                                                                                =====                     =====

     Limited Partner                                                        $     189                $     274
                                                                                =====                     =====


         Per initial $1,000 limited partner investment unit                  $  16.25                 $  23.56
                                                                               =======                   ======

         Weighted average initial $1,000 limited
              partner investment units outstanding                             11,629                   11,629
                                                                               ======                   ======












                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                          For the Nine Months Ended September 30,

                                                                              1997                         1996



OPERATING ACTIVITIES:

     Net income                                                           $    363                     $    510

     Adjustment to  reconcile  net  income  to net cash  provided  by  operating activities:
              Depletion                                                         80                           96
                                                                              ----                         -----


                  Cash from operations before
                      working capital changes                                  443                          606


     Changes in assets and liabilities provided (used) cash:

              Accrued oil and gas sales                                         25                           42
              Due from affiliate                                               (43)                         (45)
              Accounts payable and accrued liabilities                                                        6
              Due to affiliate                                                  (4)
                                                                               ----                          ----
                  Net cash provided by operating
                      activities                                                421                          609
                                                                               ----                         -----

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                       (39)                         (23)
                                                                               ---                          -----

FINANCING ACTIVITIES:

     Distributions to partners                                                (379)                          (506)
                                                                               ----                          ----

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                 3                           80

CASH AND CASH EQUIVALENTS:

     Balance, beginning of period                                              157                          153
                                                                               ---                          ---

     Balance, end of period                                               $    160                     $    233
                                                                             =====                         =====







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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership generated $421,000 cash flow from operating activities during the nine months ended September 30, 1997 and distributed $379,000 to partners. A distribution payable to partners of record as of September 30, 1997 was declared in October 1997. The distribution amount is $104,000, payable $59,800 to May Drilling Partnership 1983-3 partners and $44,200 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to Third Quarter 1996

Oil Revenues

Oil revenues decreased $2,000 in the third quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in the average oil price partially offset by a 14% increase in production. The increase in production is due to workover procedures performed during the second quarter of 1997. The average oil price decreased from $23.73 per barrel in 1996 to $19.24 per barrel in 1997.

Gas Revenues

Gas revenues increased $3,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as the result of an increase in production partially offset by a decrease in price. Gas production increased 10% due to the workover procedures performed during the second quarter of 1997. The average gas price decreased from $2.65 per mcf in 1996 to $2.45 per mcf in 1997.

Lease Operating

Lease operating expense decreased $4,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in maintenance activity.

General and Administrative

General and administrative expense increased $5,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to the timing of these expenses. Depletion

Depletion expense increased $4,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as a result of a higher capitalized costs during 1997.

Professional Services and Other

Professional services and other expense increased $1,000 during the third quarter of 1997 as compared with the third quarter of 1996 primarily due to an increase in numerous miscellaneous items none of which are individually significant.

Litigation Settlement

Litigation settlement expense during the third quarter of 1996 represents the expense incurred to settle property related claims.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30,1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30,1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $19,000 during the first nine months of 1997 as compared to the corresponding period in 1996 due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $21.13 per barrel in 1996 to $20.28 per barrel in 1997. Oil production decreased 18% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $163,000 during the first nine months of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in price. Gas production decreased 18% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.88 per mcf in 1996 to $2.65 per mcf in 1997.

General and Administrative

General and administrative expenses decreased $9,000 during the first nine months of 1997 as compared with the same period during 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $16,000 during the first nine months of 1997 as compared with the first nine months of 1996 due to a decrease in the depletion rate caused by the production decrease previously discussed.

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


                         MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3

                                          By:      EDP OPERATING, LTD.,
                                 General Partner
                                 By: HEPGP LTD.,
                                                          General Partner

                                                   By:   HALLWOOD G.P., INC.,
                                                        General Partner



Date:   November 4, 1997                            By:  Robert S. Pfeiffer

                                              Robert S. Pfeiffer, Vice President
                                                 (Principal Accounting Officer)