Form 10-Q
period 1998-03-31
MAY DRILLING PARTNERSHIP 1983-3
filed 1998-05-08
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               March 31,                December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-3                                     $ 488                     $ 532
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 488                     $ 532
                                                                                  ====                      ====






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


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     March 31,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $    213                  $    219
    Accrued oil and gas sales                                              121                       146
    Due from affiliate                                                      54                        68
                                                                      --------                  --------
         Total                                                             388                       433
                                                                       -------                   -------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                      16,589                    16,582
       Less accumulated depletion                                      (15,995)                  (15,963)
                                                                        ------                    ------
         Net oil and gas properties                                        594                       619
                                                                       -------                   -------

TOTAL ASSETS                                                          $    982                   $ 1,052
                                                                       =======                    ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                         $      13                 $      20
                                                                      --------                  --------

PARTNERS' CAPITAL
    General partner                                                        481                       500
    Limited partner                                                        488                       532
                                                                       -------                   -------
         Total                                                             969                     1,032
                                                                       -------                    ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $    982                   $ 1,052
                                                                       =======                    ======





















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Three Months Ended March 31,
                                                                        1998                      1997

REVENUES
    Oil revenue                                                     $      20                  $      26
    Gas revenue                                                           178                        197
    Interest                                                                2                          2
                                                                    ---------                  ---------
         Total                                                            200                        225
                                                                      -------                    -------

COSTS AND EXPENSES
    Lease operating                                                        21                         20
    General and administrative                                             19                         19
    Depletion                                                              32                         24
    Professional services and other                                         4                          5
                                                                    ---------                  ---------
         Total                                                             76                         68
                                                                     --------                   --------

NET INCOME                                                           $    124                   $    157
                                                                      =======                    =======

ALLOCATION OF NET INCOME:

    General Partner                                                 $      60                  $      75
                                                                     ========                   ========

    Limited Partner                                                 $      64                  $      82
                                                                     ========                   ========

       Per initial $1,000 limited partner
         investment                                                  $   5.50                   $   7.05
                                                                      =======                    =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                          11,629                     11,629
                                                                       ======                     ======


















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Three Months Ended March 31,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                        $    124                  $    157
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         32                        24

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             25                        61
      Due from affiliate                                                    14                       (90)
      Accounts payable and accrued liabilities                              (7)                       (8)
      Due to affiliate                                                                                (4)
                                                                    ----------                 ---------
              Net cash provided by operating activities                    188                       140
                                                                       -------                   -------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                   (7)                      (21)
                                                                     ---------                   -------

FINANCING ACTIVITIES -
      Distributions to partners                                           (187)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (6)                      119

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        219                       157
                                                                       -------                   -------

       Balance, end of period                                         $    213                  $    276
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

The financial statements presented are those of May Limited Partnership 1983-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership generated $188,000 of cash flow from operating activities during the three months ended March 31, 1998 and distributed $187,000 to partners. A distribution payable to partners of record as of March 31, 1998 was declared in April 1998. The distribution amount is $166,000 payable $95,450 to May Drilling Partnership 1983-3 partners and $70,550 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Oil Revenue

Oil revenues decreased $6,000 in the first quarter of 1998 as compared with the first quarter of 1997 as a result of a decrease in the average oil price partially offset by a 6% increase in production. The average oil price decreased from $22.65 per barrel in 1997 to $16.10 per barrel in 1998. The increase in production is due to workover procedures performed during the second quarter of 1997.

Gas Revenue

Gas revenue decreased $19,000 during the first quarter of 1998 as compared to the first quarter of 1997, as the result of a decrease in price partially offset by an increase in production. The average gas price decreased from $3.23 per mcf in 1997 to $2.42 per mcf in 1998. Gas production increased 21% due to workover procedures performed during the second quarter of 1997.

Lease Operating

Lease operating expense increased $1,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to increased production taxes resulting from increased production discussed above.

Depletion

Depletion expense increased $8,000 during the first quarter of 1998 as compared to the first quarter of 1997 as a result of a higher depletion rate resulting from the increased production discussed above.

Professional Services and Other

Professional services and other expense decreased $1,000 during the first quarter of 1998 as compared with the first quarter of 1997 primarily due to a net decrease in numerous miscellaneous items none of which are individually significant.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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


                                 MAY DRILLING PARTNERSHIP 1983-3
                                 MAY LIMITED PARTNERSHIP 1983-3

                                 By:  EDP OPERATING, LTD.,
                                      General Partner

                                      By:  HEPGP Ltd.,
                                           General Partner

                                      By:  HALLWOOD G. P., INC.,
                                           General Partner



Date:  May 1, 1998                    By:    /s/Thomas J. Jung
------------------                         --------------------------------
                                             Thomas J. Jung, Vice President
                                             (Principal Accounting Officer)