Form 10-Q
period 1998-06-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1998-08-14
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-3                                     $ 464                     $ 532
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 464                     $ 532
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


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $     187                 $     219
    Accrued oil and gas sales                                              134                       146
    Due from affiliate                                                      63                        68
                                                                     ---------                 ---------
         Total                                                             384                       433
                                                                      --------                  --------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                      16,601                    16,582
       Less accumulated depletion                                      (16,031)                  (15,963)
                                                                       -------                    ------
         Net oil and gas properties                                        570                       619
                                                                      --------                  --------

TOTAL ASSETS                                                         $     954                  $  1,052
                                                                      ========                   =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                        $       13                $       20
                                                                     ---------                 ---------

PARTNERS' CAPITAL
    General partner                                                        477                       500
    Limited partner                                                        464                       532
                                                                      --------                  --------
         Total                                                             941                     1,032
                                                                      --------                   -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $     954                  $  1,052
                                                                      ========                   =======























                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
    Gas revenue                                                     $     203                  $     114
    Oil revenue                                                            17                         17
    Interest                                                                3                          3
                                                                   ----------                 ----------
         Total                                                            223                        134
                                                                     --------                   --------

COSTS AND EXPENSES
    Lease operating                                                        30                         17
    General and administrative                                             16                         16
    Depletion                                                              36                         22
    Professional services and other                                         3                          3
                                                                   ----------                 ----------
         Total                                                             85                         58
                                                                    ---------                  ---------

NET INCOME                                                          $     138                   $     76
                                                                     ========                    =======

ALLOCATION OF NET INCOME:

    General Partner                                                $       67                  $      37
                                                                    =========                   ========

    Limited Partner                                                $       71                  $      39
                                                                    =========                   ========

       Per initial $1,000 limited partner
         investment                                                  $   6.11                   $   3.35
                                                                      =======                    =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                          11,629                     11,629
                                                                       ======                     ======



















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
    Gas revenue                                                     $     381                 $      311
    Oil revenue                                                            37                         43
    Interest                                                                5                          5
                                                                   ----------                 ----------
         Total                                                            423                        359
                                                                     --------                   --------

COSTS AND EXPENSES
    Lease operating                                                        51                         37
    General and administrative                                             35                         35
    Depletion                                                              68                         46
    Professional services and other                                         7                          8
                                                                  -----------                -----------
         Total                                                            161                        126
                                                                     --------                   --------

NET INCOME                                                          $     262                  $     233
                                                                     ========                   ========

ALLOCATION OF NET INCOME:

    General Partner                                                 $     127                  $     112
                                                                     ========                   ========

    Limited Partner                                                 $     135                  $     121
                                                                     ========                   ========

       Per initial $1,000 limited partner
         investment                                                  $  11.61                   $  10.40
                                                                      =======                    =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                          11,629                     11,629
                                                                       ======                     ======



















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                       $     262                 $     233
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         68                        46

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             12                        82
      Due from affiliate                                                     5                       (27)
      Accounts payable and accrued liabilities                              (7)                       (6)
      Due to affiliate                                                                                (4)
                                                                   -----------                ----------
              Net cash provided by operating activities                    340                       324
                                                                      --------                  --------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                  (19)                      (30)
                                                                     ---------                 ---------

FINANCING ACTIVITIES -
      Distributions to partners                                           (353)                     (267)
                                                                      --------                  --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (32)                       27

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        219                       157
                                                                      --------                  --------

       Balance, end of period                                        $     187                 $     184
                                                                      ========                  ========



















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
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership generated $340,000 of cash flow from operating activities during the six months ended June 30, 1998 and distributed $353,000 to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $150,000 payable $86,250 to May Drilling Partnership 1983-3 partners and $63,750 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue increased $89,000 during the second quarter of 1998 as compared to the second quarter of 1997, as the result of an increase in price and an increase in production. The average gas price increased from $2.26 per mcf in 1997 to $2.48 per mcf in 1998. Gas production increased 61% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Oil Revenue

Oil revenues remained constant in the second quarter of 1998 as compared to the second quarter of 1997. The average oil price decreased from $18.91 per barrel in 1997 to $13.14 per barrel in 1998, and oil production increased 51%. Production increased because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Lease Operating

Lease operating expense increased $13,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to increased production taxes resulting from increased production discussed above.

Depletion

Depletion expense increased $14,000 during the second quarter of 1998 as compared to the second quarter of 1997 as a result of a higher depletion rate resulting from the increased production discussed above.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended June 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue increased $70,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to an increase in production, partially offset by a decrease in price. Gas production increased 39% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997. The average gas price decreased from $2.79 per mcf in 1997 to $2.45 per mcf in 1998.

Oil Revenue

Oil revenue decreased $6,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in the average oil price, partially offset by an increase in production. The average oil price decreased from $21.01 per barrel in 1997 to $14.55 per barrel in 1998. Oil production increased 26% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while to workover procedures were performed during the second quarter of 1997.

Professional Services and Other

Professional services and other expense decreased $1,000 during the first six months of 1998 as compared with the first six months of 1997 primarily due to a net decrease in numerous miscellaneous items none of which are individually significant.

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


                                      MAY DRILLING PARTNERSHIP 1983-3
                                      MAY LIMITED PARTNERSHIP 1983-3

                                      By:  EDP OPERATING, LTD.,
                                           General Partner

                                           By:  HEPGP Ltd.,
                                                General Partner

                                           By:  HALLWOOD G. P., INC.,
                                                General Partner



Date:  August 10, 1998                     By: /s/Thomas J. Jung
                                               Thomas J. Jung, Vice President
                                               (Principal Accounting Officer)