Form 10-Q
period 1998-09-30
MAY DRILLING PARTNERSHIP 1983-3
filed 1998-11-12
CIK 711310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                              September 30,              December 31,
                                                                                   1998                      1997

ASSETS
Investment in May Limited Partnership 1983-3                                      $ 430                     $ 532
                                                                                   ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                 $ 430                     $ 532
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


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,            December 31,
                                                                         1998                     1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $     208                $     219
    Accrued oil and gas sales                                                 97                      146
    Due from affiliate                                                        60                       68
                                                                       ---------                ---------
         Total                                                               365                      433
                                                                        --------                 --------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                        16,606                   16,582
       Less accumulated depletion                                        (16,065)                 (15,963)
                                                                         -------                   ------
         Net oil and gas properties                                          541                      619
                                                                        --------                 --------

TOTAL ASSETS                                                           $     906                 $  1,052
                                                                        ========                  =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                          $       13               $       20
                                                                       ---------                ---------

PARTNERS' CAPITAL
    General partner                                                          463                      500
    Limited partner                                                          430                      532
                                                                        --------                 --------
         Total                                                               893                    1,032
                                                                        --------                  -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $     906                 $  1,052
                                                                        ========                  =======





















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Three Months Ended September 30,
                                                                         1998                       1997

REVENUES
    Gas revenue                                                      $     158                   $     189
    Oil revenue                                                             18                          28
    Interest                                                                 2                           2
                                                                    ----------                  ----------
         Total                                                             178                         219
                                                                      --------                    --------

COSTS AND EXPENSES
    Lease operating                                                         22                          23
    General and administrative                                              18                          21
    Depletion                                                               34                          34
    Professional services and other                                          2                           2
    Litigation settlement                                                                                9
                                                                  ------------                 -----------
         Total                                                              76                          89
                                                                    ----------                  ----------

NET INCOME                                                           $     102                   $     130
                                                                      ========                    ========

ALLOCATION OF NET INCOME:

    General Partner                                                $        50                 $        62
                                                                    ==========                  ==========

    Limited Partner                                                $        52                 $        68
                                                                    ==========                  ==========

       Per initial $1,000 limited partner
         investment                                                 $     4.47                  $     5.85
                                                                     =========                   =========

       Weighted average initial $1,000 limited
         partner investment units outstanding                           11,629                      11,629
                                                                        ======                      ======


















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Nine Months Ended September 30,
                                                                         1998                       1997

REVENUES
    Gas revenue                                                      $     539                   $     500
    Oil revenue                                                             55                          71
    Interest                                                                 7                           7
                                                                    ----------                  ----------
         Total                                                             601                         578
                                                                      --------                    --------

COSTS AND EXPENSES
    Lease operating                                                         73                          60
    General and administrative                                              53                          56
    Depletion                                                              102                          80
    Professional services and other                                          9                          10
    Litigation settlement                                                                                9
                                                                   -----------                 -----------
         Total                                                             237                         215
                                                                      --------                    --------

NET INCOME                                                           $     364                   $     363
                                                                      ========                    ========

ALLOCATION OF NET INCOME:

    General Partner                                                  $     177                   $     174
                                                                      ========                    ========

    Limited Partner                                                  $     187                   $     189
                                                                      ========                    ========

       Per initial $1,000 limited partner
         investment                                                   $  16.08                    $  16.25
                                                                       =======                     =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           11,629                      11,629
                                                                        ======                      ======


















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Nine Months Ended September 30,
                                                                          1998                      1997

OPERATING ACTIVITIES:
    Net income                                                        $     364                  $     363
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         102                         80

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                              49                         25
      Due from affiliate                                                      8                        (43)
      Accounts payable and accrued liabilities                               (7)
      Due to affiliate                                                                                  (4)
                                                                    -----------                 ----------
              Net cash provided by operating activities                     516                        421
                                                                       --------                   --------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                   (24)                       (39)
                                                                      ---------                  ---------

FINANCING ACTIVITIES -
      Distributions to partners                                            (503)                      (379)
                                                                       --------                   --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (11)                         3

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                         219                        157
                                                                       --------                   --------

       Balance, end of period                                         $     208                  $     160
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
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership generated $516,000 of cash flow from operating activities during the nine months ended September 30, 1998 and distributed $503,000 to partners. A distribution payable to partners of record as of September 30, 1998 was declared in July 1998. The distribution amount is $170,000 payable $97,750 to May Drilling Partnership 1983-3 partners and $72,250 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Year 2000 Update

General.  The Year 2000  problem  has  arisen  because  many  existing  computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Partnership's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment phase has been substantially completed and has identified the Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Partnership for reservoir engineering must be updated or replaced. The inventory phase of the Plan is currently underway and is expected to be completed by December 31, 1998. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Partnership has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Partnership's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Partnership's Non IT systems, the Partnership believes that most of these systems can be brought into compliance on schedule. The Partnership's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Partnership is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Partnership's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, cash flow or financial condition. Although the Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Partnership. The Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Partnership's Year 2000 Plan is expected to significantly reduce the Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

Third Quarter 1998 Compared to Third Quarter 1997

Gas Revenue

Gas revenue decreased $31,000 during the third quarter of 1998 compared to the third quarter of 1997, as the result of a decrease in price and a decrease in production. The average gas price decreased from $2.45 per mcf in 1997 to $2.10 per mcf in 1998. Gas production decreased 2% primarily due to normal production declines.

Oil Revenue

Oil revenues decreased $10,000 during the third quarter of 1998 compared to the third quarter of 1997. The average oil price decreased from $19.24 per barrel in 1997 to $12.22 per barrel in 1998, and oil production decreased 1% primarily due to normal production declines.

Lease Operating

Lease operating expense decreased $1,000 during the third quarter of 1998 compared to the third quarter of 1997 due to decreased production taxes resulting from decreased production discussed above.

General and Administrative

General and administrative expense decreased $3,000 during the third quarter of 1998 compared to the third quarter of 1997 due to a decrease in the allocation of overhead from the general partners.

Litigation Settlement

Litigation settlement expense during the third quarter of 1997 represents amounts incurred to settle property related claims.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

The comparisons for the nine months ended September 30, 1998 and the nine months ended September 30, 1997 are consistent with those discussed in the third quarter 1998 compared to the third quarter of 1997 except for the following:

Gas Revenue

Gas revenue increased $39,000 during the first nine months of 1998 compared to the corresponding period in 1997 due to an increase in production, partially offset by a decrease in price. Gas production increased 22% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the third quarter of 1997. The average gas price decreased from $2.65 per mcf in 1997 to $2.34 per mcf in 1998.

Oil Revenue

Oil revenue decreased $16,000 during the first nine months of 1998 compared to the corresponding period in 1997 due to a decrease in the average oil price, partially offset by an increase in production. The average oil price decreased from $20.28 per barrel in 1997 to $13.72 per barrel in 1998. Oil production increased 15% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while to workover procedures were performed during the third quarter of 1997.

Lease Operating

Lease operating expense increased $13,000 during the first nine months of 1998 compared to the first nine months of 1997 due to increased production taxes resulting from the increased production discussed above.

Depletion

Depletion expense increased $22,000 during the first nine months of 1998 compared to the first nine months of 1997 due a higher depletion rate resulting from the increased production discussed above.

Professional Services and Other

Professional services and other expense decreased $1,000 during the first nine months of 1998 as compared with the first nine months of 1997 primarily due to a net decrease in numerous miscellaneous items none of which are individually significant.

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


                                     MAY DRILLING PARTNERSHIP 1983-3
                                     MAY LIMITED PARTNERSHIP 1983-3

                                     By:  EDP OPERATING, LTD.,
                                          General Partner

                                          By:  HEPGP Ltd.,
                                               General Partner

                                          By:  HALLWOOD G. P., INC.,
                                               General Partner



Date:  November 9, 1998                   By:  /s/Thomas J. Jung
                                               Thomas J. Jung, Vice President
                                               (Principal Accounting Officer)